Form 10-Q
period 2021-06-30
Decarbonization Plus Acquisition Corp IV
filed 2021-10-04
CIK 1848959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Decarbonization Plus Acquisition Corporation IV
(Exact name of registrant as specified in its charter)
Cayman Islands	001-40731	98-1585724
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road, Suite 100 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

(212) 993-0076
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	DCRDU	Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	DCRD	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	DCRDW	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 4, 2021, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Unaudited Condensed Balance Sheet as of June 30, 2021	2

	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Changes in Shareholder’s Equity for the Three Months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021	4

	Unaudited Condensed Statement of Cash Flows for the period from February 22, 2021 (inception) through June 30, 2021	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURE		23

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED BALANCE SHEET

JUNE 30, 2021

(Unaudited)

ASSETS
Deferred offering costs associated with public offering	$423,098
Total assets	$423,098

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$313,729
Accrued offering costs	238,349
Due to related party	73,535
Note payable	300,000
Total current liabilities	925,613
Total liabilities	$925,613

Commitments and Contingencies (Note 5)

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding(1)(2)(3)	791
Additional paid-in capital	24,209
Accumulated deficit	(527,515)
Total shareholder’s deficit	(502,515)
Total Liabilities and Shareholder’s Deficit	$423,098

(1) This number includes an aggregate of up to 1,031,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

(2) In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

(3) In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from February 22, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
Formation and operating costs	507,522	527,515
Net Loss	$(507,522)	$(527,515)

Weighted average shares outstanding of Class B non-redeemable ordinary shares(1)(2)(3)	6,875,000	6,875,000
Basic and diluted net loss per ordinary share, Class B	$(0.07)	$(0.08)

(1) This number excludes an aggregate of up to 1,031,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

(2) In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

(3) In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 22, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor (1)(2)(3)	-	-	7,906,250	791	24,209	-	25,000
Net loss	-	-	-	-	-	(19,993)	(19,993)
Balance as of March 31, 2021 (Unaudited)	-	$-	7,906,250	$791	$24,209	$(19,993)	$5,007
Net loss	-	-	-	-	-	(507,522)	(507,522)
Balance as of June 30, 2021 (Unaudited)	-	$-	7,906,250	$791	$24,209	$(527,515)	$(502,515)

(1) This number includes an aggregate of up to 1,031,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

(2) In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

(3) In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

The accompanying notes are an integral part of these financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(527,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs funded through issuance of ordinary shares to Sponsor	15,929
Formation and operating expenses paid through promissory note	203,742
Changes in operating assets and liabilities:
Accounts payable	307,844
Net cash used in operating activities	-
Net change in cash	-
Cash - beginning of period	-
Cash - end of period	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$5,885
Deferred offering costs paid through promissory note	$96,258
Deferred offering costs funded by Sponsor	$73,535
Deferred offering costs paid through issuance of ordinary shares to Sponsor	$9,071

The accompanying notes are an integral part of these financial statements.

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Decarbonization Plus Acquisition Corporation IV (the “Company”) was incorporated as a Cayman Islands exempted company on February 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”).  The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 22, 2021 (inception) through June 30, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest.  The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Proposed Financing

The Company’s sponsor is Decarbonization Plus Acquisition Sponsor IV, LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $316.25 million initial public offering of Units (as defined below) (Note 3) and a $12.38 million sale of private placement warrants (Note 4). Upon the closing of the Initial Public Offering and the private placement, a portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account (the “Trust Account”) (discussed below in Note 4).

The Trust Account

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

earned on the Trust Account) at the time of the agreement to enter the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent director nominees will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Liquidity and Capital Resources

As of June 30, 2021, the Company had a cash balance of $0. However, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 3 and 4) for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of ordinary share to settle warrants, as calculated using the treasury stock method.  Weighted average ordinary shares were reduced for the effect of an aggregate of 1,031,250 of Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3).  At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic ordinary share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at June 30, 2021 of $423,098, consist of costs that are directly related to the Initial Public Offering. The Company has concluded that a portion of the transaction costs which directly relate to the Initial Public Offering and Private Placement should be allocated to the warrants upon their issuance, based on their relative fair value against total proceeds and recognized as transaction costs in the statement of operations. The remaining costs were charged to temporary shareholder’s equity upon completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

      Recent Accounting Standards

In August the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

Note 3 — Public Offering

On August 13, 2021, the Company consummated its Initial Public Offering of 31,625,000 units (the “Units”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,125,000 Units at the Initial Public Offering price to cover over-allotments. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one whole Class A Ordinary Share at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $316,250,000.

Each Unit consists of one Public Share and half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

Note 4 — Related Party Transactions

Founder Shares

On February 24, 2021, the Company issued an aggregate of 10,062,500 Class B ordinary shares (the “Founder Shares”) in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 founder shares to the Company for no consideration, which were accepted and cancelled. In 2021, the Company’s sponsor forfeited 207,755 founder shares, and an aggregate of 207,755 founder shares were issued to the Company’s independent director nominees at their original purchase price. The Sponsor agreed to forfeit up to an aggregate of 1,031,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ exercise of the full overallotment, these shares are no longer subject to forfeiture as of the release of the financial statements (see Note 3). If the Company increases or decreases the size of the offering, the Company will affect a share dividend or share surrender, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholder prior to the Initial Public Offering at 20% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The Company’s initial shareholder agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in the Company’s shareholder having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

On August 13, 2021, simultaneously with the consummation of the IPO, the Company completed the private sale (the “Private Placement”) of 12,737,500 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Company’s sponsor, Decarbonization Plus Acquisition Sponsor IV LLC and certain of the Company’s independent directors, generating gross proceeds to the Company of approximately $12,737,500. This amount includes the exercise in full of the underwriters’ option to purchase an additional 1,237,500 warrants to cover over-allotments. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering $319.41 million was held in the Trust Account. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor and the Company’s independent director nominees agreed to not transfer, assign, or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination, subject to limited exceptions.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from February 22, 2021 (Inception) to June 30, 2021, the Company has incurred no monthly fees to the affiliate of the Sponsor.

Related Party Loans

On February 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of August 23, 2021 or the completion of the Initial Public Offering (the “Maturity Date”). As of June 30, 2021, there was $300,000 outstanding under the note. The Note was paid off in full on August 19, 2021, and this facility is no longer available to the Company.

As of June 30, 2021, the Sponsor had covered expenses of $73,535 in excess of the note, which is presented on the balance sheet as Due to related party.

Working Capital Loans

In addition, to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Underwriting Agreement

The Company paid a discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholder’s deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company includes up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s memorandum and articles of association). In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restarted. In July 2021, the Sponsor surrendered an aggregate of 718,750 founder shares to the Company for no consideration. At June 30, 2021, there were no Class A ordinary shares issued or outstanding and there were 7,906,250 Class B ordinary shares issued and outstanding, including an aggregate of up to 1,031,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

Note 7 — Warrant Liabilities

At June 30, 2021, there were no warrants outstanding. The Company will account for the 28,550,000 warrants issued in connection with the Initial Public Offering (the 15,812,500 Public Warrants and the 12,737,500 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein. Only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The underwriters exercised their option to purchase an additional 4,125,000 Units to cover over-allotments.

Each whole Warrant is exercisable to purchase one Class A ordinary share and only whole Warrants are exercisable. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade.

The exercise price of each Warrant is $11.50 per share, subject to adjustment as described herein. In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Warrants will become exercisable on the later of:

•	30 days after the completion of the Initial Business Combination or,
•	12 months from the closing of the Initial Public Offering

provided in each case that we have an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company is not registering Class A ordinary shares issuable upon exercise of the Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A ordinary shares is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Warrant, the Warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	In whole and not in part;
•	At a price of $0.01 per Warrant;
•	Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and
•

if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganization, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants for cash unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as described below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described below with respect to the Private Placement Warrants):

•	in whole and not in part;
•

at a price of $0.10 per Warrant, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined in part by the redemption date and the “fair market value” of the Class A ordinary shares except as otherwise below;

•	upon a minimum of 30 days’ prior written notice of redemption; and
•

if, and only if, the last sale price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Company’s Class A ordinary shares shall mean the average reported last sale price of the Company’s Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants.

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through October 1, 2021, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below:

In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares for no consideration. All shares and associated amounts have been retroactively restated to reflect the surrender of the shares.

On August 13, 2021, the Company consummated its Initial Public Offering of 31,625,000 units, which includes the exercise in full of the underwriters’ option to purchase an additional 4,125,000 Units at the initial public offering price to cover over-allotments. See Note 3 for additional information.

On August 13, 2021, simultaneously with the consummation of the IPO, the Company completed the sale of 12,737,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor. See Note 4 for additional information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “DCRD,” “our,” “us” or “we” refer to Decarbonization Plus Acquisition Corporation IV. The following discussion and analysis of DCRD’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Decarbonization Plus Acquisition Sponsor IV LLC, a Cayman Islands limited liability company (“Sponsor”) and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

The Registration Statement for our initial public offering was declared effective on August 10, 2021 (the “Public Offering”). On August 13, 2021, we consummated the Public Offering of 31,625,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $316,250,000, and incurring transaction costs of approximately $19.4 million, consisting of $6,325,000 of underwriting fees, $11,068,750 of deferred underwriting fees and approximately $2,000,000 of other offering costs.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 12,737,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor and independent directors, generating gross proceeds of $12,737,500 (the “Private Placement”).

Approximately $319,412,500 ($10.10 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

 If we are unable to complete an initial business combination within eighteen (18) months from the closing of the Public Offering, or February 13, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from February 22, 2021 (inception) to June 30, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

 For the three (3) months ended June 30, 2021, we had a net loss of $507,522.

For the period from February 22, 2021 (inception) through June 30, 2021, we had a net loss of $527,515.

Liquidity and Capital Resources

 Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). As of June 30, 2021, there was $300,000 outstanding under the Note, and the Sponsor had covered expenses of $73,535 in excess of the Note, which is presented on the balance sheet as Due to related party. The Note was paid off in full on August 19, 2021. In addition to the Note, as of August 13, 2021, an additional $110,684 was owed to a related party for payment of expenses on the Company’s behalf. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $12.38 million from the Private Placement held outside of the Trust Account.

 In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2021, there were no amounts outstanding under any working capital loans.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,325,000 in the aggregate, paid upon closing of the Public Offering.

In addition, $0.35 per unit, or approximately $11,068,750 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

 The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Ordinary shares subject to possible redemption

 We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within DCRD’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares feature certain redemption rights that are considered to be outside of DCRD’s control and subject to occurrence of uncertain future events.

Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance sheet date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on August 12, 2021 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1

Amended and Restated Memorandum and Articles of Association of Decarbonization Plus Acquisition Corporation IV (incorporated by reference to Exhibit 3.1 to DCRD’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on August 13, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to DCRD’s Registration Statement on Form S-1 (File No. 333-254259) filed with the SEC on July 30, 2021)

4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to DCRD’s Registration Statement on Form S-1 (File No. 333-254259) filed with the SEC on July 30, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to DCRD’s Registration Statement on Form S-1 (File No. 333-254259) filed with the SEC on July 30, 2021)

4.4

Warrant Agreement, dated August 10, 2021, between DCRD and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to DCRD’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on August 13, 2021)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

Date: October 4, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)