Form 10-Q/A
period 2021-06-30
Decarbonization Plus Acquisition Corp IV
filed 2021-11-02
CIK 1848959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed on October 4, 2021, is being filed to furnish Exhibit 101, Interactive Data File, pursuant to Rule 405(a)(2) of Regulation S-T. No other changes have been made to the original filing.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED BALANCE SHEET

JUNE 30, 2021

(Unaudited)

ASSETS
Deferred offering costs associated with public offering	$423,098
Total assets	$423,098

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$313,729
Accrued offering costs	238,349
Due to related party	73,535
Note payable	300,000
Total current liabilities	925,613
Total liabilities	$925,613

Commitments and Contingencies (Note 5)

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding(1)(2)(3)	791
Additional paid-in capital	24,209
Accumulated deficit	(527,515)
Total shareholder’s deficit	(502,515)
Total Liabilities and Shareholder’s Deficit	$423,098

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

Recent Accounting Standards

In August the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

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

The Company is not registering Class A ordinary shares issuable upon exercise of the Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a

Decarbonization Plus Acquisition Corporation IV

NOTES TO FINANCIAL STATEMENTS

registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A ordinary shares is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8 —Subsequent Events

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

Date: November 1, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)