Form 10-Q
period 2021-09-30
Decarbonization Plus Acquisition Corp IV
filed 2021-11-15
CIK 1848959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Unaudited Condensed Balance Sheet as of September 30, 2021	2

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from February 22, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Redemption and Shareholders’ Equity for the Three Months Ended September 30, 2021 and for the Period from February 22, 2021 (Inception) through September 30, 2021	4

	Unaudited Condensed Statement of Cash Flows for the Period from February 22, 2021 (Inception) through September 30, 2021	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURE		26

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Cash	$789,137
Prepaid insurance	678,673
Total current assets	1,467,810
Marketable securities held in Trust Account	319,414,953
Prepaid insurance	533,642
Total assets	$321,416,405
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$191,890
Accrued expenses	327,748
Total current liabilities	519,638
Deferred underwriting fees payable	11,068,750
Derivative warrant liabilities	47,443,939
Total liabilities	59,032,327
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 31,625,000 shares at $10.10 per share redemption value	319,412,500
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 31,625,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding (1)(2)	791
Additional paid-in capital	—
Accumulated deficit	(57,029,213)
Total shareholders’ deficit	(57,028,422)
Total Liabilities, Ordinary Shares subject to Possible Redemption, and Shareholders’ Deficit	$321,416,405

(1) In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

(2) In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2021	Period from February 22, 2021 (Inception) through September 30, 2021
Formation and operating costs	$574,351	$1,101,866
Loss from operations	(574,351)	(1,101,866)
Transaction costs allocation to derivative warrant liabilities	(1,382,307)	(1,382,307)
Interest income	2,453	2,453
Change in fair value of derivative liabilities	(10,987,689)	(10,987,689)
Net Loss	$(12,941,894)	$(13,469,409)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	16,843,750	6,931,507
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.53)	$(0.96)
Weighted average shares outstanding of Class B non- redeemable ordinary shares, basic and diluted (1)(2)	7,413,043	7,101,027
Basic and diluted net income per share, Class B non- redeemable ordinary shares	$(0.53)	$(0.96)

(1) In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

(2) In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A Ordinary Shares Subject to Possible Redemption		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	—	—	(214,993)	(214,993)
Balance as of March 31, 2021 (Unaudited)	—	$—	7,906,250	$791	$24,209	$(214,993)	$(189,993)
Net loss	—	—	—	—	—	(312,522)	(312,522)
Balance as of June 30, 2021 (Unaudited)	—	$—	7,906,250	$791	$24,209	$(527,515)	$(502,515)
Sale of Class A ordinary shares, net of transaction costs	31,625,000	275,828,487	—	—	—	—	—
Accretion of Class A ordinary shares to redemption value	—	43,584,013	—	—	(24,209)	(43,559,804)	(43,584,013)
Net loss	—	—	—	—	—	(12,941,894)	(12,941,894)
Balance as of September 30, 2021 (Unaudited)	31,625,000	$319,412,500	7,906,250	$791	$—	$(57,029,213)	$(57,028,422)

(1) In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).
(2) In July 2021, the Sponsor surrendered 718,750 Class B ordinary shares to the Company for no consideration. All shares and associated amounts have been retroactively restated to reflect the return of the shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(13,469,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	10,987,689
Income from marketable securities held in Trust Account	(2,453)
Offering cost allocated to derivative warrant liabilities	1,382,307
Formation and operating costs funded through issuance of ordinary shares to Sponsor	15,930
Changes in operating assets and liabilities:
Prepaid insurance	(1,203,245)
Accounts payable and accrued expenses	519,638
Net cash used in operating activities	(1,769,543)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(319,412,500)
Net cash used in investing activities	(319,412,500)
Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of transaction costs	309,233,680
Proceeds from sale of Private Placement Warrants	12,737,500
Proceeds from note payable from related party	300,000
Repayment of note payable from related party	(300,000)
Net cash provided by financing activities	321,971,180
Net increase in cash	789,137
Cash - beginning of period	—
Cash - end of period	$789,137
Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$40,421,513
Deferred underwriting fees payable	$11,068,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Decarbonization Plus Acquisition Corporation IV (the “Company”) was incorporated as a Cayman Islands exempted company on February 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”).  The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from February 22, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest.  The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On August 13, 2021, the Company consummated the Initial Public Offering of 31,625,000 units (the “Units”), including 4,125,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments (the “Over-Allotment Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $316,250,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 12,737,500 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Decarbonization Plus Acquisition Sponsor IV LLC (the “Sponsor”), generating gross proceeds to the Company of $12,737,500, which is described in Note 5.

Transaction costs amounted to $17,987,455, including $11,068,750 in deferred underwriting fees, $6,325,000 in upfront underwriting fees, and $593,705 in other offering costs related to the Initial Public Offering. In addition, cash of $3,236,880 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on August 13, 2021, an amount of $319,412,500 ($10 per Unit) of the proceeds from the Initial Public Offering, including $11,068,750 of the underwriters’ deferred discount was placed in a U.S.-based trust account (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the Initial Public Offering held in the Trust Account will not be released until the earliest of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s memorandum and articles of association will provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

Pursuant to the Company’s memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 18 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquired Class A ordinary shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had a cash balance of $789,137 and working capital of $958,172, but the Company has access to Working Capital Loans (as defined below) from the Sponsor, which is described in Note 5, to cover any future working capital deficit. Further, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and Private Placement Warrants (as described in Notes 4 and 5) for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 2 — Revision of Previously Issued Financial Statement

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

	As of August 13, 2021
	As Previously Reported	Revision Adjustment	As Revised
Balance Sheet
Ordinary shares subject to possible redemption	261,299,500	58,113,000	319,412,500
Shareholders’ equity (deficit)
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	575	(575)	—
Class B ordinary shares - $0.0001 par value	791	—	791
Additional paid-in-capital	14,650,236	(14,650,236)	—
Accumulated deficit	(9,651,592)	(43,462,189)	(53,113,781)
Total shareholders’ equity (deficit)	5,000,010	(58,113,000)	(53,112,990)
Total liabilities and shareholders’ equity (deficit)	$266,299,510	$—	$266,299,510

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the period from February 22, 2021 (inception) to December 31, 2021 or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $789,137 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021.

Cash Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in money-market funds.

Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Accordingly, as of September 30, 2021, 31,625,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.10 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.10 per share) immediately as if the end of the first reporting period after the Initial Public Offering, August 13, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. From the period beginning February 22, 2021 (inception) through September 30, 2021, the Company recorded an accretion of $43,584,013, of which $24,209 was recorded in additional paid-in capital and $43,559,804 was recorded in accumulated deficit.

The following table presents a breakout of accretion recorded from the period beginning February 22, 2021 (inception) through September 30, 2021:

Gross Proceeds	$690,987
Upfront underwriting commission	(6,235,000)
Deferred underwriting fees payable	(11,068,750)
Public Warrants	(23,718,750)
Additional accretion due to difference in redemption price over price paid	(3,162,500)
Total liabilities and shareholders’ deficit	$(43,584,013)

Net loss Per Ordinary Share

Net loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle Warrants (as defined below), as calculated using the treasury share method. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury share method. Since the exercise of Warrants are contingent

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Founder Shares (as defined below). Earnings and losses are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net loss per ordinary share is as follows:

	For the Three Months Ended September 30, 2021	From February 22, 2021 (Inception) through September 30, 2021
Class A Ordinary Shares
Numerator
Allocation of net loss	$(8,986,762)	$(6,653,346)

Denominator
Weighted average shares outstanding, basic and diluted	16,843,750	6,931,507
Basic and diluted net loss per share	$(0.53)	$(0.96)

Class B Ordinary Shares
Numerator
Allocation of net loss	$(3,955,132)	$(6,816,063)

Denominator
Weighted average shares outstanding, basic and diluted	7,413,043	7,101,027
Basic and diluted net loss per share	$(0.53)	$(0.96)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $43,584,013 for the period from February 22, 2021 (inception) through September 30, 2021, of which $1,382,307 was allocated to warrant liabilities.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

Note 4 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 31,625,000 Units at a purchase price of $10.00 per Unit, including the Over-Allotment Units  . Each Unit consists of one   share of Class A ordinary shares and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share.

Note 5 — Related Party Transactions

Founder Shares

On February 24, 2021, the Company issued an aggregate of 10,062,500 Class B ordinary shares (the “Founder Shares”) in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. In August 2021, the Sponsor forfeited 207,755 Founder Shares, and an aggregate of 207,755 Founder Shares were issued to the Company’s independent directors at their original purchase price. The Sponsor agreed to forfeit up to an aggregate of 1,031,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s exercise of the full overallotment, these shares are no longer subject to forfeiture as of the release of the financial statements (see Note 3). The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

Private Placement Warrants

On August 13, 2021, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 12,737,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor and the Company’s independent directors, generating gross proceeds to the Company of approximately $12,737,500. This amount includes the exercise in full of the underwriters’ option to purchase an additional 1,237,500 warrants to cover over-allotments. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering approximately $319 million was held in the Trust Account. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor and the Company’s independent directors agreed to not transfer, assign, or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination, subject to limited exceptions.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined below), if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. The Company recorded an aggregate of $20,000 for the period ended September 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On February 24, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of August 23, 2021 or the completion of the Initial Public Offering (the “Maturity Date”). The Note was paid off in full on August 19, 2021, and this facility is no longer available to the Company.

Working Capital Loans

In addition, to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The Company paid a discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”).

The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 4,125,000 Over-Allotment Units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 4,125,000 Over-Allotment Units at the closing of the Initial Public Offering.

The underwriters are entitled to a deferred underwriters’ fee of $11,068,750. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Risks and Uncertainties

The Company continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close on the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s memorandum and articles of association). In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. At September 30, 2021, there were 31,625,000 Class A ordinary shares issued and outstanding and there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 5).

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

The Sponsor agreed to forfeit up to an aggregate of 1,031,250 Founder Shares depending on the extent to which the over-allotment option was not exercised by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 11, 2021, the underwriters exercised the over-allotment option in full; thus, these 1,031,250 Founder Shares are no longer subject to forfeiture.

Note 8 — Warrant Liabilities

At September 30, 2021,  the Company had  15,812,500 Public Warrants and 12,737,500 Private Placement Warrants (together, the “Warrants”) outstanding. In accordance with the guidance contained in ASC 815-40, because the warrants do not meet the criteria for equity treatment thereunder, each warrant much be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities:

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

NOTES TO FINANCIAL STATEMENTS

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, August 13, 2021	$23,718,750	$20,380,000	$44,098,750
Recognized gain on change in fair value	1,820,484	1,524,705	3,345,189
Fair value, September 30, 2021	$25,539,234	$21,904,705	$47,443,939

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Input	At issuance	September 30, 2021
Risk-free interest rate	0.93%	1.21%
Expected term until merger (years)	1.50	1.37
Expected term until expiration (years)	6.00	6.37
Expected volatility	24.00%	23.70%
Underlying share price	$9.25	$9.28
Exercise price	$11.50	$11.50

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$319,414,953	$—	$—	$319,414,953
	$319,414,953	$—	$—	$319,414,953
Liabilities:
Public Warrants	$—	$—	$25,539,234	$25,539,234
Private Placement Warrants	—	—	21,904,705	21,904,705
Total liabilities	$—	$—	$47,443,939	$47,443,939

Note 10 — Subsequent Events

Management has evaluated the impact of subsequent events through November 15, 2021, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Decarbonization Plus Acquisition Sponsor IV LLC, a Cayman Islands limited liability company (“Sponsor”) and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Riverstone platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the objectives of global decarbonization. This includes the energy and agriculture, industrials, transportation and commercial and residential sectors.

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

Simultaneously with the consummation of the Public Offering, we consummated the sale of 12,737,500 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor and independent directors, generating gross proceeds of $12,737,500 (the “Private Placement”).

Approximately $319,412,500 ($10.10 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within eighteen (18) months from the closing of the Public Offering, or February 13, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from February 22, 2021 (inception) to September 30, 2021 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans. For the three months ended September 30, 2021, we had a net loss of $12,941,894. For the period from February 22, 2021 (inception) through September 30, 2021, we had a net loss of $13,469,409.

Liquidity and Capital Resources

 Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of our Class B ordinary shares (the “Founder Shares”) to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was paid off in full on August 19, 2021, and this facility is no longer available. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the cash proceeds of approximately $789,137 held outside of the Trust Account. In addition, in the short term and long term, in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2021, there were no amounts outstanding under any working capital loans.

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

In addition, $0.35 per unit, or approximately $11,068,750 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. We recorded an aggregate of $20,000 for the period ended September 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees.

As of September 30, 2021, we recorded an aggregate of approximately $720,683 in related party expenses which have been paid in full.

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

Warrant Liabilities

We account for the warrants issued in connection with our Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Ordinary shares subject to possible redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within DCRD’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in our final prospectus filed with the SEC on August 12, 2021 (“Final Prospectus”) and in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on October 4, 2021 (“2021 Quarterly Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Final Prospectus and 2021 Quarterly Report.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV
Date: November 15, 2021	By:	/s/ Erik Anderson
	Name:	Erik Anderson
	Title:	Chief Executive Officer (Principal Executive Officer)