Form 10-Q
period 2022-03-31
Decarbonization Plus Acquisition Corp IV
filed 2022-05-16
CIK 1848959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-40731

Decarbonization Plus Acquisition Corporation IV
(Exact name of registrant as specified in its charter)
Cayman Islands	98-1585724
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2744 Sand Hill Road, Suite 100 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2022, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period from February 22, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and for the period from February 22, 2021 (inception) through March 31, 2021	4

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the period from February 22, 2021 (inception) through March 31, 2021	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE		28

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Cash	$—	$55,752
Prepaid insurance	678,673	678,673
Total current assets	678,673	734,425
Marketable securities held in Trust Account	319,447,080	319,421,010
Prepaid insurance, long-term portion	195,235	362,580
Total Assets	$320,320,988	$320,518,015
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$76,129	$59,454
Due to related party	393,350	283,657
Accrued expenses	6,334,736	5,729,184
Total current liabilities	6,804,215	6,072,295
Deferred underwriting fees payable	11,068,750	11,068,750
Derivative warrant liabilities	16,699,852	27,361,759
Total liabilities	34,572,817	44,502,804
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 31,625,000 shares at $10.10 per share redemption value	319,412,500	319,412,500
Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 31,625,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	—	—
Accumulated deficit	(33,665,120)	(43,398,080)
Total shareholders' deficit	(33,664,329)	(43,397,289)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$320,320,988	$320,518,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31, 2022	For the Period from February 22, 2021 (Inception) through March 31, 2021
Formation and operating costs	$955,017	$19,993
Loss from operations	(955,017)	(19,993)
Gain on fair value of derivative warrant liabilities	10,661,907	—
Interest income	26,070	—
Net income (loss)	$9,732,960	$(19,993)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	31,625,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.25	$(0.00)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	7,906,250	6,875,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.25	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	31,625,000	$319,412,500	7,906,250	$791	$—	$(43,398,080)	$(43,397,289)
Net income	—	—	—	—	—	9,732,960	9,732,960
Balance as of March 31, 2022 (unaudited)	31,625,000	$319,412,500	7,906,250	$791	$—	$(33,665,120)	$(33,664,329)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 22, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	—	—	(19,993)	(19,993)
Balance as of March 31, 2021 (unaudited)	—	$—	7,906,250	$791	$24,209	$(19,993)	$5,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the period from February 22, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$9,732,960	$(19,993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from marketable securities held in Trust Account	(26,070)	—
Formation and operating expenses funded by note payable through Sponsor	165,446	—
Change in fair value of derivative warrant liabilities	(10,661,907)	—
Formation and operating costs funded through issuance of ordinary shares to Sponsor	—	19,993
Changes in operating assets and liabilities:
Prepaid insurance	167,344	—
Accounts payable and accrued expenses	622,227	—
Net cash used in operating activities	—	—
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(55,752)	—
Net cash used in financing activities	(55,752)	—

Net decrease in cash	(55,752)	—
Cash - beginning of period	55,752	—
Cash - end of period	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$112,289
Offering costs paid through promissory note - related party	$—	$104,788
Offering costs paid through prepaid legal expense funded by sponsor	$—	$9,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from February 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below, and Post IPO activities. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest.  The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $18,055,070, including $11,068,750 in deferred underwriting fees, $6,325,000 in upfront underwriting fees, and $661,320 in other offering costs related to the Initial Public Offering. In addition, cash of $55,752 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no pre-emptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

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

Liquidity and Going Concern

As of March 31, 2022, the Company did not hold a cash balance and had a working capital deficit of $6,125,542. The Company also has access to Working Capital Loans from the Sponsor (as defined in Note 4 below), to provide the Company with liquidity. Further, the Company’s liquidity needs were supplemented due to the Sponsor paying approximately $393,350 of the Company’s expenses on its behalf and through net proceeds from the Initial Public Offering and the Private Placement Warrants (as described in Notes 3 and 4). Proceeds from the Initial Public Offering are intended for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

The Company has incurred, and expects to incur, additional significant costs in pursuit of its financing and acquisition plans, including its Initial Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that that the Company has access to funds from the Sponsor, which is described in Note 4, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Business Combination and one year from the date of issuance of these financial statements. However, management has determined that if the Company is unable to complete an Initial Business Combination by February 13, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete an Initial Business Combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 29, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not hold any cash or cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities.

Ordinary shares Subject to Possible Redemption

The Company accounts for its Public Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Accordingly, as of March 31, 2022, 31,625,000 Public Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.10 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.10 per share) immediately as if the end of the first reporting period after the Initial Public Offering, August 13, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2021, the Company recorded an accretion of $43,554,013, of which $24,209 was recorded in additional paid-in capital and $43,529,804 was recorded in accumulated deficit. The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of March 31, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$316,250,000

Less:
Deferred underwriting fees and other offering costs	(16,672,763)
Proceeds allocated to public warrants	(23,718,750)

Plus:
Total accretion of carrying value to redemption value	43,554,013

Class A ordinary shares subject to possible redemption	$319,412,500

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture, plus, to the extent dilutive, the incremental number of ordinary shares to settle Warrants (as defined below), as calculated using the treasury share method.

At March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants are contingent upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as “Class A Ordinary shares” and “Class B Ordinary shares” or “Founder Shares.” Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings (loss) per share as the redemption value approximates fair value.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

A reconciliation of the net income (loss) per ordinary share is as follows:

	For The Three Months Ended March 31, 2022	For the Period from February 22, 2021 (Inception) through March 31, 2021
Redeemable Class A Ordinary Shares
Numerator
Net income allocable to Redeemable Class A Ordinary Shares	$7,786,368	$—

Denominator
Weighted average shares outstanding, Redeemable Class A Ordinary Shares	31,625,000	—
Basic and diluted net income per share, Redeemable Class A Ordinary Shares	$0.25	$—

Non-Redeemable Class B Ordinary Shares
Numerator
Net income (loss) allocable to Non-Redeemable Class B Ordinary Shares	$1,946,592	$(19,993)

Denominator
Weighted average shares outstanding Non-Redeemable Class B Ordinary Shares	7,906,250	6,875,000
Basic and diluted net income (loss) per share, Non-Redeemable Class B Ordinary Shares	$0.25	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trust accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities (see Note 8).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity and net income upon completion of the Initial Public Offering. Offering costs were $18,055,070 for the period from February 22, 2021 (inception) through December 31, 2021. Approximately $1,382,307 of this amount was allocated to warrant liabilities, and the remaining was allocated to the Class A ordinary shares. There were no further offering costs for the three months ended March 31, 2022.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31,2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 — Public Offering

In the Initial Public Offering, the Company sold 31,625,000 Units at a purchase price of $10.00 per Unit, including 4,125,000 Over-Allotment Units. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share.

Note 4 — Related Party Transactions

Founder Shares

On February 24, 2021, the Company issued an aggregate of 10,062,500 Founder Shares in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. In August 2021, the Sponsor forfeited 207,755 Founder Shares, and an aggregate of 207,755 Founder Shares were issued to the Company’s independent directors at their original purchase price. The issuance of the Founder Shares to directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that an Initial Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon consummation of an Initial Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The Sponsor agreed to forfeit up to an aggregate of 1,031,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s exercise of the full exercise of the overallotment option, these shares are no longer subject to forfeiture as of the release of these financial statements (see Note 2). The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. The Company recorded an aggregate of $26,129 for the three months ended March 31, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There was $76,129 and $50,000 outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

Working Capital Loans

In addition, to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If any of the

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

aforementioned parties makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Working Capital Loans.

Due to Related Party

The Sponsor has agreed to pay for certain of the Company’s expenses on their behalf in the form of non-interest bearing advances. Approximately $393,350 and $283,657 was due to the Sponsor as of March 31, 2022 and December 31, 2021, respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 6 — Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

The authorized ordinary shares of the Company include up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. At March 31, 2022 and December 31, 2021, there were 31,625,000 Class A ordinary shares issued and outstanding and there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 2).

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

Note 7 — Warrant Liabilities

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Fair Value Measurements

The Public Warrants and Private Placement Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Public Warrants and Private Placement Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$319,447,080	$—	$—	$319,447,080
	$319,447,080	$—	$—	$319,447,080
Liabilities:
Public Warrants	$9,242,259	$—	$—	$9,242,259
Private Placement Warrants	—	—	7,457,593	7,457,593
Total liabilities	$9,242,259	$—	$7,457,593	$16,699,852

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model, a Level 3 measurement. On October 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

with the final prospectus filed August 12, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 fair value liability. As such, as of March 31, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1. The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between Levels 1, 2 and 3 during the period ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Input	December 31 2021	March 31, 2022
Risk-free interest rate	1.35%	2.39%
Expected term until merger (years)	1.12	0.5
Expected term until expiration (years)	6.12	5.50
Expected volatility	13.00%	7.00%
Underlying share price	$9.86	$9.94
Exercise price	$11.50	$11.50

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2022	$14,959,333	$12,402,426	$27,361,759
Change in fair value	(5,717,074)	(4,944,833)	(10,661,907)
Fair value, March 31, 2022	$9,242,259	$7,457,593	$16,699,852

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through May 13, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Registration Statement for our initial public offering was declared effective on August 10, 2021 (the “Public Offering”). On August 13, 2021, we consummated the Public Offering of 31,625,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $316,250,000, and incurring transaction costs of approximately $19.4 million, consisting of $6.3 million of underwriting fees, $11.07 million of deferred underwriting fees and approximately $2 million of other offering costs. The underwriters were granted a 45-day over-allotment option to purchase up to 4,125,000 units (the “Over-Allotment Units”) at the Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased the Over-Allotment Units at the closing of the Public Offering.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 12,737,500 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor and independent directors, generating gross proceeds of $12,737,500 (the “Private Placement”).

Approximately $319,412,500 ($10.10 per Unit) of the net proceeds of the Public Offering (including the Over-Allotment Units and $11.07 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the

Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 22, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, the Company’s search for a target business with which to complete an initial business combination and activities in connection with the proposed transactions. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2022, we had net income of $9,732,960, which consists of formation and operating costs of $955,017, unrealized gains on marketable securities held in the Trust Account of $26,070, gain on fair value of derivative warrant liabilities of $10,661,907. For the period from February 22, 2021 (inception) through March 31, 2021, we had a net loss of $(19,993) that was comprised of formation and operating costs.

Liquidity and Going Concern

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of our Class B ordinary shares (the “Founder Shares”) to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was paid off in full on August 19, 2021. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Note and it was no longer available to the Company. As of March 31, 2022 we no cash held outside of the Trust Account and a resulting working capital deficit of $6,125,542.

In addition, in the short term and long term, in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. The Sponsor had paid $393,350 and $283,657 of our expenses on our behalf as of March 31, 2022 and December 31, 2022, respectively. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of March 31, 2022, there was no outstanding balance under the Working Capital Loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. We recorded an aggregate of $26,129 for the three months ended March 31, 2022 in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees. There was $76,129 and $50,000 outstanding as of March 31, 2022 and December 31, 2021, respectively.

Related Party Loans

The Sponsor has agreed to pay for certain of our expenses in the form of non-interest bearing advances. Approximately $393,350 and $283,657 was due to the Sponsor as of March 31, 2022 and December 31, 2021, respectively.

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

Derivative warrant liabilities

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method.

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants is contingent upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting related to the Company’s accounting for certain complex financial instruments as of our IPO balance sheet dated August 19, 2021.

Changes in Internal Control over Financial Reporting

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022 (the “2021 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the below risk factor, there have been no material changes in the risk factors discussed in the 2021 Annual Report.

Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic, the military conflict in Ukraine and the status of the debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The outbreak of the COVID-19 pandemic continues to grow in both the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern including the military conflict in Ukraine continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 and the military conflict in Ukraine may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

Date: May 13, 2022	By:	/s/ Robert Tichio
	Name:	Robert Tichio
	Title:	Chief Executive Officer (Principal Executive Officer)