Form 10-Q
period 2022-06-30
Decarbonization Plus Acquisition Corp IV
filed 2022-08-12
CIK 1848959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2022 and June 30, 2021 (unaudited), the Six Months Ended June 30, 2022 and for the period from February 22, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 (unaudited), the Three Months ended June 30, 2021 and the period from February 22, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from February 22, 2021 (inception) through June 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURE		26

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash	$—	$55,752
Prepaid insurance	678,673	678,673
Total current assets	678,673	734,425
Marketable securities held in Trust Account	319,900,744	319,421,010
Prepaid insurance, long-term portion	26,032	362,580
Total Assets	$320,605,449	$320,518,015
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$250,398	$59,454
Due to related party	948,801	283,657
Accrued expenses	7,985,080	5,729,184
Total current liabilities	9,184,279	6,072,295
Deferred underwriting fees payable	11,068,750	11,068,750
Derivative warrant liabilities	5,731,847	27,361,759
Total liabilities	25,984,876	44,502,804
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 31,625,000 shares at $10.11 and $10.10 per share redemption value as of June 30, 2022 and December 31, 2022, respectively	319,800,744	319,412,500
Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 31,625,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	—	—
Accumulated deficit	(25,180,962)	(43,398,080)
Total shareholders' deficit	(25,180,171)	(43,397,289)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$320,605,449	$320,518,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the period from February 22, 2021 (Inception) Through June 30, 2021
Formation and operating costs	2,549,267	507,522	3,504,284	527,515
Loss from operations	(2,549,267)	(507,522)	(3,504,284)	(527,515)
Other Income:
Gain on fair value of derivative warrant liabilities	10,968,005	—	21,629,912	—
Interest income	453,664	—	479,734	—
Net income (loss)	$8,872,402	$(507,522)	$18,605,362	$(527,515)

Weighted average Class A ordinary shares outstanding, basic and diluted	31,625,000	—	31,625,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.22	$—	$0.47	$—
Weighted average Class B ordinary shares outstanding, basic and diluted	7,906,250	6,875,000	7,906,250	6,875,000
Basic and diluted net income (loss) per Class B ordinary share	$0.22	$(0.07)	$0.47	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	31,625,000	$319,412,500	7,906,250	$791	$—	$(43,398,080)	$(43,397,289)
Net income	—	—	—	—	—	9,732,960	9,732,960
Balance as of March 31, 2022 (unaudited)	31,625,000	319,412,500	7,906,250	791	—	(33,665,120)	(33,664,329)
Accretion of Class A ordinary shares subject to redemption	—	388,244	—	—	—	(388,244)	(388,244)
Net income	—	—	—	—	—	8,872,402	8,872,402
Balance as of June 30, 2022 (unaudited)	31,625,000	$319,800,744	7,906,250	$791	$—	$(25,180,962)	$(25,180,171)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 22, 2021	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to sponsor	—	—	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	—	—	(19,993)	(19,993)
Balance as of March 31, 2021 (unaudited)	—	—	7,906,250	791	24,209	(19,993)	5,007
Net loss	—	—	—	—	—	(507,522)	(507,522)
Balance as of June 30, 2021 (unaudited)	—	$—	7,906,250	$791	$24,209	$(527,515)	$(502,515)

The accompanying notes are an integral part of these unaudited condensed financial statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2022	For the period from February 22, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$18,605,362	$(527,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from marketable securities held in Trust Account	(479,734)	—
Formation and operating expenses funded by Sponsor	720,896	—
Formation and operating expenses paid through promissory note	—	203,742
Change in fair value of derivative warrant liabilities	(21,629,912)	—
Formation and operating costs funded through issuance of ordinary shares to Sponsor	—	15,929
Changes in operating assets and liabilities:
Prepaid insurance	336,548	—
Accounts payable and accrued expenses	2,446,840	307,844
Net cash used in operating activities	—	—
Cash Flows from Financing Activities
Repayment of note payable and advances from related party	(55,752)	—
Offering costs paid	—	—
Net cash used in financing activities	(55,752)	—

Net decrease in cash	(55,752)	—
Cash - beginning of period	55,752	—
Cash - end of period	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$5,885
Deferred offering costs paid through promissory note	$—	$96,258
Deferred offering costs funded by Sponsor	$—	$73,535
Deferred offering costs paid through issuance of ordinary shares to Sponsor	$—	$9,071

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below, and Post IPO activities. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest.  The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of June 30, 2022, the Company had no cash on hand and a working capital deficit of $8,505,606. The Company also has access to Working Capital Loans from the Sponsor (as defined in Note 4 below), to provide the Company with liquidity. Further, the Company’s liquidity needs were supplemented due to the Sponsor paying approximately $948,801 of the Company’s expenses on its behalf and through net proceeds from the Initial Public Offering and the Private Placement Warrants (as described in Notes 3 and 4). Proceeds from the Initial Public Offering are intended for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 29, 2022. The interim results for

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not hold any cash or cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities and recorded at fair value on the condensed balance sheet.

Ordinary shares Subject to Possible Redemption

The Company accounts for its Public Shares subject to possible redemption in accordance with the guidance in ASC 480.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Accordingly, as of June 30, 2022, 31,625,000 Public Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.10 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.10 per share) immediately as if the end of the first reporting period after the Initial Public Offering, August 13, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of June 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$316,250,000

Less:
Deferred underwriting fees and other offering costs	(16,672,763)
Proceeds allocated to public warrants	(23,718,750)

Plus:
Total accretion of carrying value to redemption value	43,554,013
Class A ordinary shares subject to possible redemption at December 31, 2021	319,412,500
Accretion of Class A ordinary shares subject to redemption	388,244
Class A ordinary shares subject to possible redemption at June 30, 2022	$319,800,744

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

At June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants are contingent upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

A reconciliation of the net income (loss) per ordinary share is as follows:

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares

Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares	$7,097,922	$—	$14,884,290	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	31,625,000	—	31,625,000	—
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.22	$0.00	$0.47	$0.00

Non-Redeemable Class B Ordinary Shares

Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$1,774,480	$(507,522)	$3,721,072	$(527,515)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,906,250	6,875,000	7,906,250	6,875,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.22	$(0.07)	$0.47	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trust accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities (see Note 8).

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity and net income upon completion of the Initial Public Offering. Offering costs were $18,055,070 for the period from February 22, 2021 (inception) through December 31, 2021. Approximately $1,382,307 of this amount was allocated to warrant liabilities, and the remaining was allocated to the Class A ordinary shares. At June 30, 2022, there were $11,068,750 of deferred underwriting fees payable classified as long term liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of  June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 4 — Related Party Transactions

Founder Shares

On February 24, 2021, the Company issued an aggregate of 10,062,500 Founder Shares in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. In August 2021, the Sponsor forfeited 207,755 Founder Shares, and an aggregate of 207,755 Founder Shares were issued to the Company’s independent directors at their original purchase price. The issuance of the Founder Shares to directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that an Initial Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon consummation of an Initial Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The Sponsor agreed to forfeit up to an aggregate of 1,031,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s exercise of the full exercise of the overallotment option, these shares are no longer subject to forfeiture as of the release of these financial statements (see Note 2). The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NASDAQ, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. The Company recorded an aggregate of $30,000 and $56,129 for the three and six months ended June 30, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There was $50,000 and $106,129 outstanding as of December 31, 2021 and June 30, 2022, respectively.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In addition, to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If any of the aforementioned parties makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the Working Capital Loans.

Due to Related Party

The Sponsor has agreed to pay for certain of the Company’s expenses on their behalf in the form of non-interest bearing advances. Approximately $948,801 and $283,657 was due to the Sponsor as of June 30, 2022 and December 31, 2021, respectively. The outstanding due to related party amount is payable on demand.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 — Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. At June 30, 2022 and December 31, 2021, there were 31,625,000 Class A ordinary shares issued and outstanding and there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 2).

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

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$319,900,744	$—	$—	$319,900,744
	$319,900,744	$—	$—	$319,900,744
Liabilities:	____________		____________	____________
Public Warrants	$3,175,395	$—	$—	$3,175,395
Private Placement Warrants	—	—	2,556,452	2,556,452
Total liabilities	$3,175,395	$—	$2,556,452	$5,731,847

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$319,421,010	$—	$—	$319,421,010
	$319,421,010	$—	$—	$319,421,010
Liabilities:	____________	____________	____________	____________
Public Warrants	$14,959,333	$—	$—	$14,959,333
Private Placement Warrants	—	—	12,402,426	12,402,426
Total liabilities	$14,959,333	$—	$12,402,426	$27,361,759

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and Black-Scholes model respectively, both Level 3 measurements. On October 1, 2021, the Public Warrants surpassed the 52-day threshold

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

waiting period to be publicly traded in accordance with the final prospectus filed August 12, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 fair value liability. As such, as of June 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1. The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation could result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between Levels 1, 2 and 3 during the period ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Input	December 31 2021	June 30, 2022
Risk-free interest rate	1.35%	2.97%
Expected term until merger (years)	1.12	0.25
Expected term until expiration (years)	6.12	5.25
Expected volatility	13.00%	1.80%
Underlying share price	$9.86	$9.91
Exercise price	$11.50	$11.50

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2022	$14,959,333	$12,402,426	$27,361,759
Change in fair value	11,783,938	9,845,974	21,629,912
Fair value, June 30, 2022	$3,175,395	$2,556,452	$5,731,847

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through August 12, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Approximately $319,412,500 ($10.10 per Unit) of the net proceeds of the Public Offering (including the Over-Allotment Units and $11.07 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 22, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, the Company’s search for a target business with which to complete an initial business combination and activities in connection with the proposed transactions. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2022, we had net income of $8,872,402, which consists of formation and operating costs of $2,549,267, interest income of $453,664 and gain on fair value of derivative warrant liabilities of $10,968,005.

For the three months ended June 30, 2021, we had a net loss of $507,522, which consists solely of formation and operating costs.

For the six months ended June 30, 2022, we had net income of $18,605,362, which consists of formation and operating costs of $3,504,284, interest income of $479,734 and gain on fair value of derivative warrant liabilities of $21,629,912.

For the period from February 22, 2021 (inception) through June 30, 2021, we had a net loss of $527,515, which consists solely of formation and operating costs.

Liquidity and Going Concern

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of our Class B ordinary shares (the “Founder Shares”) to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was paid off in full on August 19, 2021. As of June 30, 2022, there was no outstanding balance under the Note and it was no longer available to the Company. As of June 30, 2022 there was no cash held outside of the Trust Account and a resulting working capital deficit of $8,505,606.

In addition, in the short term and long term, in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. The Sponsor had paid $948,801 of our expenses on our behalf as of June 30, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of June 30, 2022, there was no outstanding balance under the Working Capital Loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. We recorded an aggregate of $30,000 and $56,129 for the three and six months ended June 30, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees. There was $50,000 and $106,129 outstanding as of December 31, 2021 and June 30, 2022, respectively.

Related Party Loans

The Sponsor has agreed to pay for certain of our expenses in the form of non-interest bearing advances. Approximately $948,801 was due to the Sponsor as of June 30, 2022.

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

Ordinary shares subject to possible redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within DCRD’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method.

As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants is contingent upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share.

The Company has two classes of shares, which are referred to as Class A and Class B ordinary shares. Earnings are shared pro rata between the two classes of shares which assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Impact of COVID-19 and Russia/Ukraine Conflict

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 because of a material weakness in our internal control over financial reporting related to the Company’s accounting for certain complex financial instruments as of our IPO balance sheet dated August 19, 2021.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022 (the “2021 Annual Report”) and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 16, 2022 (the “Q1 Quarterly Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the below risk factor, there have been no material changes in the risk factors discussed in the 2021 Annual Report and the Q1 Quarterly Report.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

Date: August 12, 2022	By:	/s/ Robert Tichio
	Name:	Robert Tichio
	Title:	Chief Executive Officer (Principal Executive Officer)