Form 10-Q
period 2022-09-30
Decarbonization Plus Acquisition Corp IV
filed 2022-11-14
CIK 1848959

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV
Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2022 and September 30, 2021 (unaudited), the Nine Months Ended September 30, 2022 and for the period from February 22, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 (unaudited), and the period from February 22, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from February 22, 2021 (inception) through September 30, 2021 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURE		32

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash	$—	$55,752
Prepaid insurance	533,642	678,673
Total current assets	533,642	734,425
Marketable securities held in Trust Account	321,345,066	319,421,010
Prepaid insurance, long-term portion	—	362,580
Total Assets	$321,878,708	$320,518,015
LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$511,410	$59,454
Due to related party	1,656,022	283,657
Accrued expenses	10,321,631	5,729,184
Total current liabilities	12,489,063	6,072,295
Deferred underwriting fees payable	11,068,750	11,068,750
Derivative warrant liabilities	15,663,670	27,361,759
Total liabilities	39,221,483	44,502,804
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 31,625,000 shares at $10.16 and $10.10 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	321,245,066	319,412,500
Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 31,625,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	—	—
Accumulated deficit	(38,588,632)	(43,398,080)
Total shareholders' deficit	(38,587,841)	(43,397,289)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$321,878,708	$320,518,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from February 22, 2021 (Inception) Through September 30, 2021
Formation and operating costs	3,475,847	574,351	6,980,131	1,101,866
Loss from operations	(3,475,847)	(574,351)	(6,980,131)	(1,101,866)
Other Income:
Gain (loss) on fair value of derivative warrant liabilities	(9,931,823)	(10,987,689)	11,698,089	(10,987,689)
Interest income	1,444,322	2,453	1,924,055	2,453
Transaction costs allocation to derivative warrant liabilities	—	(1,382,307)	—	(1,382,307)
Net income (loss)	$(11,963,348)	$(12,941,894)	$6,642,013	$(13,469,409)

Weighted average Class A ordinary shares outstanding, basic and diluted	31,625,000	16,843,750	31,625,000	7,011,878
Basic and diluted net income (loss) per Class A ordinary share	$(0.30)	$(0.53)	$0.17	$(0.95)
Weighted average Class B ordinary shares outstanding, basic and diluted	7,906,250	7,424,253	7,906,250	7,103,648
Basic and diluted net income (loss) per Class B ordinary share	$(0.30)	$(0.53)	$0.17	$(0.95)

The accompanying notes are an integral part of these unaudited condensed financial statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	31,625,000	$319,412,500	7,906,250	$791	$—	$(43,398,079)	$(43,397,289)
Net income	—	—	—	—	—	9,732,960	9,732,960
Balance as of March 31, 2022 (unaudited)	31,625,000	319,412,500	7,906,250	791	—	(33,665,119)	(33,664,328)
Accretion of Class A ordinary shares subject to redemption	—	388,244	—	—	—	(388,244)	(388,244)

Net income	—	—	—	—	—	8,872,401	8,872,401
Balance as of June 30, 2022 (unaudited)	31,625,000	$319,800,744	7,906,250	$791	$—	$(25,180,962)	$(25,180,171)
Accretion of Class A ordinary shares subject to redemption	—	1,444,322	—	—	—	(1,444,322)	(1,444,322)
Net loss	—	—	—	—	—	(11,963,348)	(11,963,348)
Balance as of September 30, 2022 (unaudited)	31,625,000	$321,245,066	7,906,250	$791	$—	$(38,588,632)	$(38,587,841)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 22, 2021	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to sponsor	—	—	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	—	—	(19,993)	(19,993)
Balance as of March 31, 2021 (unaudited)	—	—	7,906,250	791	24,209	(19,993)	5,007
Net loss	—	—	—	—	—	(507,522)	(507,522)
Balance as of June 30, 2021 (unaudited)	—	$—	7,906,250	$791	$24,209	$(527,515)	$(502,515)
Sale of Class A ordinary shares,net of transaction costs	31,625,000	275,828,487	—	—	—	—	—
Accretion of Class A ordinary shares subject to redemption	—	43,584,013	—	—	(24,209)	(43,559,804)	(43,584,013)
Net loss	—	—	—	—	—	(12,941,894)	(12,941,894)
Balance as of September 30, 2021 (unaudited)	31,625,000	$319,412,500	7,906,250	$791	$—	$(57,029,213)	$(57,028,422)

The accompanying notes are an integral part of these unaudited condensed financial statements

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2022	For the period from February 22, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$6,642,013	$(13,469,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from marketable securities held in Trust Account	(1,924,056)	(2,453)
Transaction costs allocated to derivative warrant liabilities	—	1,382,307
Change in fair value of derivative warrant liabilities	(11,698,089)	10,987,689
Formation and operating costs funded through issuance of ordinary shares to the Sponsor	—	15,930
Changes in operating assets and liabilities:
Prepaid insurance	507,611	(1,203,245)
Accounts payable and accrued expenses	5,044,403	519,638
Net cash used in operating activities	(1,428,118)	(1,769,543)
Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(319,412,500)
Net cash used in investing activities	—	(319,412,500)
Cash Flows from Financing Activities
Proceeds from note payable and advances from related party	1,428,118	300,000
Repayment of note payable and advances from related party	(55,752)	(300,000)
Proceeds from sale of Class A ordinary shares, net of transaction costs	—	309,233,680
Proceeds from sale of Private Placement Warrants	—	12,737,500
Net cash used in financing activities	1,372,366	321,971,180

Net decrease in cash	(55,752)	789,137
Cash - beginning of period	55,752	—
Cash - end of period	$—	$789,137

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$11,068,750	$11,068,750

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Decarbonization Plus Acquisition Corporation IV (the “Company”) was incorporated as a Cayman Islands exempted company on February 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses that the Company has identified (the “Initial Business Combination”).  The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation, and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and Post IPO activities. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest.  The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 12,737,500 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Decarbonization Plus Acquisition Sponsor IV LLC (the “Sponsor”), generating gross proceeds to the Company of $12,737,500, which is described in Note 4. The initial fair value of the private warrants issued in connection with the Initial Public Offering includes $7.6 million in excess fair value over the warrant price which is reflected as a loss and included gain (loss) on fair value of derivative warrant liabilities in the statement of operations during 2021.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Public Shares were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Business Combination Agreement

On September 25, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Hammerhead Resources Inc., an Alberta corporation (“Hammerhead”), Hammerhead Energy Inc., an Alberta corporation and wholly owned subsidiary of Hammerhead (“NewCo”), and 2453729 Alberta ULC, an Alberta unlimited liability corporation and wholly owned subsidiary of the Company (“AmalCo”). Pursuant to the Business Combination Agreement, (i) the Company will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act and domesticate as an Alberta corporation in accordance with the Business Corporations Act (Alberta) (the “ABCA”) (the “Domestication”), (ii) the Company will amalgamate with NewCo (the “SPAC Amalgamation”) to form one corporate entity (“New SPAC”) and NewCo will survive the SPAC Amalgamation as “New SPAC” in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”) and (iii) Hammerhead will amalgamate with AmalCo (the “Company Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”) to form a wholly owned subsidiary of New SPAC in accordance with the terms of the Plan of Arrangement. The Amalgamations, together with the other transactions contemplated by the Business Combination Agreement, the Plan of Arrangement and all other agreements, certificates and instruments entered into in connection therewith, are referred to herein as the “Proposed Transactions.” Hammerhead is an oil and natural gas exploration, development and production company. Hammerhead’s reserves, producing properties and exploration prospects are located in the province of Alberta in the Deep Basin of West Central Alberta where it is developing multi-zone, liquids-rich oil and gas plays. Affiliates of Riverstone Holdings LLC, which is affiliated with the Sponsor collectively own approximately 83% of the common shares of Hammerhead (on an as-converted basis) and two members of the board of directors of Hammerhead are affiliates of Riverstone Holdings LLC. The board of directors of the Company and the board of directors of Hammerhead each formed special committees to review and approve the Proposed Transactions. Refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2022 for additional information regarding the Proposed Transactions.

Liquidity and Going Concern

As of September 30, 2022, the Company had no cash on hand and a working capital deficit of $11,955,421. The  net proceeds from the Initial Public Offering and the Private Placement Warrants (as described in Notes 3 and 4). Proceeds from the Initial Public Offering that were intended for working capital and other corporate activities have been fully utilized. Those funds were used in the payment of existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination. The Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company $1.5 million in Working Capital Loan amounts (See Note 4) to cover working capital needs until the consummation of an Initial Business Combination.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company has incurred, and expects to incur, additional significant costs in pursuit of its financing and acquisition plans, including its Initial Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that that the Company has access to funds from the Sponsor and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Initial Business Combination and one year from the date of issuance of these financial statements. However, management has determined that if the Company is unable to complete an Initial Business Combination by February 13, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete an Initial Business Combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not hold any cash or cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities and recorded at fair value on the condensed balance sheets.

Ordinary shares Subject to Possible Redemption

The Company accounts for its Public Shares subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Accordingly, as of September 30, 2022, 31,625,000 Public Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Accordingly, as of September 30, 2022, 31,625,000 Public Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Public Shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the ordinary shares is less than $10.10 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.10 per share) immediately as if the end of the first reporting period after the Initial Public Offering, August 13, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

deficit. The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of September 30, 2022 and December 31, 2021 are reconciled in the following table:

Gross proceeds	$316,250,000

Less:
Deferred underwriting fees and other offering costs	(16,672,763)
Proceeds allocated to public warrants	(23,718,750)

Plus:
Total accretion of carrying value to redemption value	43,554,013
Class A ordinary shares subject to possible redemption at December 31, 2021	$319,412,500
Accretion of Class A ordinary shares subject to redemption	—
Class A ordinary shares subject to possible redemption at March 31, 2022	$319,412,500
Accretion of Class A ordinary shares subject to redemption	388,244
Class A ordinary shares subject to possible redemption at June 30, 2022	$319,800,744
Accretion of Class A ordinary shares subject to redemption	1,444,322
Class A ordinary shares subject to possible redemption at September 30, 2022	$321,245,066

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

At September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants are contingent upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

A reconciliation of the net income (loss) per ordinary share is as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the period from February 22 2021 (Inception) Through September 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares	$(9,570,678)	$(8,982,611)	$5,313,610	$(6,690,920)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	31,625,000	16,843,750	31,625,000	7,011,878
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$(0.30)	$(0.53)	$0.17	$(0.95)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$(2,392,670)	$(3,959,283)	$1,328,403	$(6,778,489)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	7,906,250	7,424,253	7,906,250	7,103,648
Basic and diluted net income (loss) per share, Class B non redeemable ordinary shares	$(0.30)	$(0.53)	$0.17	$(0.95)

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity and net income upon completion of the Initial Public Offering. Offering costs were $18,055,070 for the period from February 22, 2021 (inception) through December 31, 2021. Approximately $1,382,307 of this amount was allocated to warrant liabilities, and the remaining was allocated to the Class A ordinary shares. At September 30, 2022, there were $11,068,750 of deferred underwriting fees payable classified as long term liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of  September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 — Related Party Transactions

Founder Shares

On February 24, 2021, the Company issued 10,062,500 Class B ordinary shares, $0.0001 par value of the Company (“Founder Shares”), in exchange for a $25,000 payment from the Sponsor to cover certain expenses on behalf of the Company (approximately $0.002 per share). As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. In June 2021, the Sponsor surrendered 1,437,500 Founder Shares to the Company for no consideration. In July 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. In August 2021, the Sponsor surrendered 207,755 Founder Shares to the Company for no consideration, and an aggregate of 207,755 Founder Shares were issued by the Company to the Company’s independent directors at their original purchase price. The issuance of the Founder Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that the probability threshold to recognize stock-based compensation expense was not met. Stock-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon consummation of an Initial Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The Sponsor agreed to forfeit up to 1,031,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would continue to represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s full exercise of the over-allotment option, these shares are no longer subject to forfeiture as of the release of these financial statements (see Note 2). The holders of Founders Shares will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the holders of Founder Shares will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The holders of Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Public Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

On August 13, 2021, simultaneously with the consummation of the Initial Public Offering, the Company completed the Private Placement of 12,737,500 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor and the Company’s independent directors, generating gross proceeds to the Company of approximately $12,737,500. This amount includes an additional 1,237,500 warrants purchased by the Sponsor as a result of the underwriters’ full exercise of their over-allotment option. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Public Shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering, $319.41 million was held in the Trust Account. If the Initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable for cash or on a cashless basis so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

The Sponsor and the Company’s independent directors agreed to not transfer, assign, or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination, subject to limited exceptions.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (as defined below), if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Public Shares) pursuant to a registration rights agreement, dated August 10, 2021. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq Capital Market, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to the Company. The Company recorded an aggregate of $30,000 and $86,129 for the three and nine months ended September 30, 2022, respectively, in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed statements of operations. The Company recorded an aggregate of $0 and $20,000 for the period from February 22, 2021 (Inception) to the periods ended March 31, 2021 and September 30, 2021, respectively, in general and administrative expenses in connection with the related agreement in the accompanying unaudited condensed statements of operations. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. There was $136,129 and $50,000 outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In addition, to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If any of the aforementioned parties makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of September 30, 2022 and December 31, 2021, there was no outstanding balance under the Working Capital Loans.

Due to Related Party

The Sponsor has agreed to pay for certain of the Company’s expenses on their behalf in the form of non-interest bearing advances. Approximately $1,656,022 and $283,657 was due to the Sponsor as of September 30, 2022 and December 31, 2021, respectively. The outstanding due to related party amount is payable on demand.

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

Accrued Due Diligence Expenses

Due diligence expenses of approximately $5.7 million have been accrued in connection with completing an Initial Business Combination and will become payable when the Company completes its Initial Business Combination or twenty-four months from the respective invoice date.

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

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 — Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). In June 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares to the Company for no consideration. In July 2021, the Sponsor surrendered an aggregate of 718,750 Founder Shares to the Company for no consideration, which were accepted and cancelled. At September 30, 2022 and December 31, 2021, there were 31,625,000 Class A ordinary shares issued and outstanding and there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 2).

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

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy.

The Public Warrants and Private Placement Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Public Warrants and Private Placement Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$321,345,066	$—	$—	$321,345,066
	$321,345,066	$—	$—	$321,345,066
Liabilities:	____________		____________	____________
Public Warrants	$8,696,875	$—	$—	$8,696,875
Private Placement Warrants	—	—	6,966,795	6,966,795
Total liabilities	$8,696,875	$—	$6,966,795	$15,663,670

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and Black-Scholes model respectively, both Level 3 measurements. On October 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the final prospectus filed August 12, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 fair value liability. As such, as of September 30, 2022 and December 31, 2021, the Company classified the Public Warrants as Level 1. The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes Models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation could result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between Levels 1, 2 and 3 during the period ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Input	December 31 2021	September 30, 2022
Risk-free interest rate	1.35%	3.97%
Expected term until merger (years)	1.12	0.30
Expected term until expiration (years)	6.12	5.30
Expected volatility	13.00%	5.20%
Underlying share price	$9.86	$10.04
Exercise price	$11.50	$11.50

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Decarbonization Plus Acquisition Corporation IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the derivative warrant liabilities, based on the Level 3 inputs above:

	Public Warrant Liability	Private Warrant Liability	Total
Fair value, January 1, 2022	$14,959,333	$12,402,426	$27,361,759
Change in fair value	5,717,074	4,944,833	10,661,907
Fair value as of March 31, 2022	$9,242,259	$7,457,593	$16,699,852
Change in fair value	6,066,864	4,901,141	10,968,005
Fair value as of June 30, 2022	$3,175,395	$2,556,452	$5,731,847
Change in fair value	(5,521,480)	(4,410,343)	(9,931,823)
Fair value, September 30, 2022	$8,696,875	$6,966,795	$15,663,670

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated memorandum and articles of association.

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

Proposed Business Combination

Business Combination Agreement

On September 25, 2022, the Company, Hammerhead Resources Inc., an Alberta corporation (“Hammerhead”), Hammerhead Energy Inc., an Alberta corporation and wholly owned subsidiary of Hammerhead (“NewCo”), and 2453729 Alberta ULC, an Alberta unlimited liability corporation and wholly owned subsidiary of the Company (“AmalCo”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act (as amended) and domesticate as an Alberta corporation in accordance with the Business Corporations Act (Alberta) (the “Domestication”), (ii) the Company will amalgamate with NewCo (the “SPAC Amalgamation”) to form one corporate entity (“New SPAC”) and NewCo will survive the SPAC Amalgamation as New SPAC in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”) and (iii) Hammerhead will amalgamate with AmalCo (the “Company Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”) to form a wholly owned subsidiary of New SPAC in accordance with the terms of the Plan of Arrangement. The Amalgamations, together with the other transactions contemplated by the Business Combination Agreement, the Plan of Arrangement and all other agreements, certificates and instruments entered into in connection therewith, are referred to herein as the “Proposed Transactions.” We expect the Proposed Transactions to be completed in the first quarter of 2023, subject to, among other things, the approval of the Proposed Transactions by our shareholders, satisfaction of the conditions in the Business Combination Agreement and other customary closing conditions.

Affiliates of Riverstone Holdings LLC (the “Riverstone Parties”), which is affiliated with our Sponsor, collectively own approximately 83% of the common shares of Hammerhead (the “Hammerhead Common Shares”) (on an as-converted basis) and two members of the board of directors of Hammerhead (the “Hammerhead Board”) are affiliates of Riverstone Holdings LLC. The board of directors of the Company and the Hammerhead Board each formed special committees to review and approve the Proposed Transactions.

Amended and Restated Registration Rights Agreement

Concurrently with the closing (the “Closing”) of the Proposed Transactions, the Company will amend and restate its registration rights agreement, dated August 10, 2021, pursuant to which New SPAC will agree that, within 15 business days after the Closing, New SPAC will file with the SEC (at New SPAC’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing shareholders of the Company, including the Riverstone Parties, and Hammerhead (the “Resale Registration Statement”), and New SPAC will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders will be able to demand New SPAC’s assistance with underwritten offerings and block trades. The holders will be entitled to customary piggyback registration rights.

Lock-Up Agreement

On the date of Closing, pursuant to the Business Combination Agreement and as set forth in the Plan of Arrangement, certain existing shareholders of Hammerhead, including the Riverstone Parties, will become bound by a Lock-Up Agreement with New SPAC pursuant to which they will agree, subject to certain customary exceptions, not to (i) effect any sale of, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to, any securities of New SPAC, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any securities of New SPAC, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) make any public announcement of any intention to effect any transaction specified in clause (i) or (ii), until the earlier of (a) six months after the Closing or (b) the date that the last sale price of the Class A common share in the authorized share capital of the New SPAC (the “New SPAC Class A Common Shares”) equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on September 25, 2022, the Sponsor and an affiliate of the Riverstone Parties (“Fund V”) entered into a letter agreement with the Company, NewCo and Hammerhead (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor and Fund V agreed to (i) waive the anti-dilution rights set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares, par value $0.0001, of the Company (the “Founder Shares”), held by it, (ii) vote all Class A ordinary shares, par value $0.0001, of the Company (the “Class A Ordinary Shares”) and Founder Shares held by it in favor of the adoption and approval of the Proposed Transactions and each other proposal related to the Proposed Transactions included on the agenda for the Company’s extraordinary general meeting of its shareholders (the “Company Shareholders Meeting”), except that the Sponsor and Fund V will not vote any Class A Ordinary Shares purchased by the Sponsor or Fund V after the Company publicly announces its intention to engage in the Proposed Transactions for or against the Proposed Transactions, (iii) not redeem any Founder Shares in connection with the Company Shareholders Meeting, (iv) not transfer the Founder Shares, a Class B common share of the Company following the Domestication or a Class B common share in the authorized share capital of New SPAC (the “New SPAC Class B Common Shares”) (or New SPAC Class A Common Shares issuable upon conversion of New SPAC Class B Common Shares in connection with the Proposed Transactions) until the earlier of (a) one year after the Closing or (b) subsequent to the Closing, (x) if the last sale price of the New SPAC Class A Common Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) the date on which New SPAC completes a liquidation, amalgamation, share exchange or other similar transaction that results in all of New SPAC’s shareholders having the right to exchange their shares for cash, securities or other property and (v) not transfer any warrants to purchase Class A Ordinary Shares, each issued and outstanding warrant to acquire one Class A common share of the Company following the Domestication,  or warrant to acquire one New SPAC Class A Common Share pursuant to the Warrant Agreement, dated August 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (“New SPAC Warrants”) (or New SPAC Class A Common Shares issued or issuable upon exercise of the New SPAC Warrants) until 30 days after the Closing.

Hammerhead Shareholder Support Agreements

In connection with the execution of the Business Combination Agreement, on September 25, 2022, the Company, Hammerhead and certain securityholders of Hammerhead, including the Riverstone Parties, entered into support agreements (the “Hammerhead Shareholder Support Agreements”) pursuant to which, among other things, such shareholders agreed to vote (or cause to be voted) all of their Class A Common Shares of Hammerhead and Class B Common Shares of Hammerhead and other voting securities of Hammerhead (“Subject Securities”) in favor of the special resolution of Hammerhead shareholders in respect of the Plan of Arrangement, to be considered at Hammerhead’s shareholders meeting. Additionally, such shareholders agreed, among other things, not to, prior to the Closing, (a) transfer any of their Subject Securities (or enter into any agreement, arrangement or understanding in connection therewith other than pursuant to the Plan of Arrangement), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Hammerhead Shareholder Support Agreements.

Amendment to the IPO Letter Agreement

In connection with the execution of the Business Combination Agreement, on September 25, 2022, the Company, its officers and directors and the Sponsor entered into an amendment to the Letter Agreement, dated August 10, 2021 (the “IPO Letter Agreement” and such amendment, the “Letter Agreement Amendment”), pursuant to which such parties agreed, effective concurrently with the execution and delivery of the Business Combination Agreement, that the Sponsor will be prohibited from voting any Class A Ordinary Shares purchased by the Sponsor following the Company’s public announcement of its intention to engage in the Proposed Transactions for or against the Proposed Transactions.

Sponsor Side Letter

In connection with the execution of the Business Combination Agreement, on September 25, 2022, the Company, certain affiliates of the Riverstone Parties, the Sponsor and the other holders of Founder Shares and the Private Placement Warrants (the Sponsor and such other holders, the “Sponsor Group Members”) entered into a letter agreement (the “Sponsor Side Letter”) whereby each of the Sponsor Group Members agreed to assign and transfer to an affiliate of the Riverstone Parties certain of the Founder Shares and Private Placement Warrants in connection with the Proposed Transactions, subject to the terms and conditions in the Sponsor Side Letter.

The affiliates of the Riverstone Parties also agreed to be bound by the transfer restrictions applicable to the Founder Shares and Private Placement Warrants in the IPO Letter Agreement and the Sponsor Support Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 22, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, the Company’s search for a target business with which to complete an initial business combination and activities in connection with the Proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended September 30, 2022, we had a net loss of $11,963,348 which consists of formation and operating costs of $3,475,847, interest income of $1,444,322 and a loss on the change in fair value of derivative warrant liabilities of $9,931,823.

For the three months ended September 30, 2021, we had a net loss of $12,941,894, which consists of formation and operating costs of $574,351, interest income of $2,453, a loss on the change in fair value of derivative warrant liabilities of $10,987,689, and transaction costs that were allocated to derivative warrant liabilities of $1,382,307.

For the nine months ended September 30, 2022, we had net income of $6,642,013, which consists of formation and operating costs of $6,980,131, interest income of $1,924,055 and gain on fair value of derivative warrant liabilities of $11,698,089.

For the period from February 22, 2021 (inception) through September 30, 2021, we had a net loss of $13,469,409, which consists of formation and operating costs of $1,101,866, interest income of $2,453, a loss on the change in fair value of derivative warrant liabilities of $10,987,689 and transaction costs that were allocated to derivative warrant liabilities of $1,382,307.

Liquidity and Going Concern

As of September 30, 2022, the Company had no cash on hand and a working capital deficit of $11,955,421. The proceeds from the Public Offering that were intended for working capital and other corporate activities have been fully utilized. Those funds were used in the payment of existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination. The Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company $1.5 million in loans to cover working capital needs until the consummation of an initial business combination (“Working Capital Loans”).

The Company has incurred, and expects to incur, additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” management has determined that the Company has access to funds from our Sponsor, and our Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the initial business combination and one year from the date of issuance of these financial statements. However, management has determined that if the Company is unable to complete an initial business combination by February 13, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete an initial business combination before the mandatory liquidation date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. We recorded an aggregate of $30,000 and $86,129 for the three and nine months ended September 30, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees. There was $136,129 and $50,000 outstanding as of September 30, 2022 and December 31, 2021, respectively.

Related Party Loans

Our Sponsor has agreed to pay for certain of our expenses in the form of non-interest bearing advances. Approximately $1,656,022 was due to our Sponsor as of September 30, 2022.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. Since the exercise of Warrants is contingent upon the occurrence of future events, diluted loss per ordinary share is the same as basic loss per ordinary share.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 because of a material weakness in our internal control over financial reporting related to the Company’s accounting for certain complex financial instruments as of our IPO balance sheet dated August 19, 2021.

Changes in Internal Control over Financial Reporting

In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, the Company has expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022 (the “2021 Annual Report”), in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, filed with the SEC on May 16, 2022 and August 12, 2022, respectively (the “Quarterly Reports”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the 2021 Annual Report and the Quarterly Reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All recent unregistered sales of securities have been previously reported.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of September 25, 2022, by and among Decarbonization Plus Acquisition Corporation IV, Hammerhead Resources Inc., Hammerhead Energy Inc. and 2453729 Alberta ULC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on September 26, 2022).

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

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on September 26, 2022).
10.2

Sponsor Support Agreement, dated as of September 25, 2022, by and among Decarbonization Plus Acquisition Sponsor IV LLC, Riverstone Global Energy and Power Fund V (Cayman), L.P., Decarbonization Plus Acquisition Corporation IV, Hammerhead Energy Inc. and Hammerhead Resources Inc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on September 26, 2022).

10.3	Form of Hammerhead Shareholder Support Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on September 26, 2022).
10.4

Letter Agreement Amendment, dated September 25, 2022, among Decarbonization Plus Acquisition Corporation IV, its officers and directors and Decarbonization Plus Acquisition Sponsor IV LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on September 26, 2022).

10.5

Letter Agreement, dated September 25, 2022, among Decarbonization Plus Acquisition Sponsor IV LLC, Dr. Jennifer Aaker, Jane Kearns, James AC McDermott, Jeffrey H. Tepper, Riverstone Global Energy and Power Fund V (Cayman), L.P., Riverstone V Investment Management Cooperatief U.A., Riverstone V REL Hammerhead B.V., Riverstone V CIOC LP and Decarbonization Plus Acquisition Corporation IV (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40731) filed with the SEC on September 26, 2022).

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

DECARBONIZATION PLUS ACQUISITION CORPORATION IV

Date: November 14, 2022	By:	/s/ Robert Tichio
	Name:	Robert Tichio
	Title:	Chief Executive Officer (Principal Executive Officer)